Form 10QSB
period 2003-06-30
GSI SECURITIZATION LTD
filed 2003-12-04
CIK 1046148

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ___________ to ______________

               Commission File Number:              0-29600
                                              ____________________

                        GSI Securitization Ltd.
 --------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

  Grand Cayman Islands, B.W.I.                             None
 --------------------------------------------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

          502 Carnegie Center, Suite 103, Princeton, New Jersey 08540

---------------------------------------------------------------------------

                   (Address of principal executive offices)

                             (609) 987-8080
---------------------------------------------------------------------------
                        (Issuer's telephone number)

                   Klinair Environmental Technologies Limited
                            3rd Floor, Harbour Centre
                               P.O. Box 1348 GT
                        Grand Cayman, Cayman Islands, BWI
---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003: 59,645,616 shares of common stock, $.02 par value. This figure includes 54,000,000 common shares authorized but not yet issued as of June 30,2003, to the shareholders of GSI Securitization, Inc. for the purchase of all outstanding shares of GSI Securitization, Inc. The shares were issued on September 09, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                           GSI Securitization, Ltd.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report                               3

         Consolidated Balance Sheet
         as of June 30, 2003                                               4

         Consolidated Statements of Earnings (Loss) and Deficit
         for the six-month periods ended June 30, 2003 and 2002            5

         Statement of Stockholders' Equity                                 6

         Consolidated Statements of Cash Flows for the six-month periods
         ended June 30, 2003 and 2002                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation         8
         Results of Operations                                             9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                11
Item 2.  Changes in Securities                                            12
Item 3.  Defaults Upon Senior Securities                                  12
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Information                                                12
Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                12

CERTIFICATION                                                             13

                               JOSEPH TROCHE
                       Certified Public Accountant
                32 Main Street, Hastings on Hudson NY  10706
                   Tel.- 914-478-1432; Fax- 914-478-1315


                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of GSI Securitization Ltd.
Princeton, New Jersey


I have reviewed the accompanying consolidated balance sheets of GSI Securitization, Ltd. as of June 30, 2003 and 2002, the related consolidated statements of operations and retained earnings (deficit) and the consolidated statement of cash flows for the three month then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of GSI Securitization Ltd.


A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, I do not express such an opinion.


Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.

Management has elected to omit substantially all of the disclosures required by accounting principles generally accepted in the United States of America. If the omitted disclosures were included in the financial statements, they might influence the user's conclusion about the Company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.


Certified Public Accountant


/s/Joseph Troche
_______________________
Joseph Troche, CPA

December 4, 2003

Hastings on Hudson, NY

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
             (formerly Klinair Environmental Technologies Limited)
                          Consolidated Balance Sheet
                              As of June 30, 2003





                                        June 30, 2003
                                            ($)
ASSETS

Current Assets
Cash & cash equivalents-                     35,000
Receivables and prepaid
Expenses                                 32,409,893
Office and Equipment                         37,959
Other current assets                         42,000

Total Assets                             32,524,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable                       15,027
Advances from Shareholders-                 150,000
Accrued interest payable-                    55,364
Convertible Debentures-                     250,000
Income Taxes Payable                      1,213,497
Purchase Agreement Financing             27,565,455

Total Current Liabilities                28,849,743
Total Liabilities


Shareholder's Equity

Common Stock - $.02 par value -
100,000,000 shares authorized,
59,645,616 issued and outstanding
at June 30, 2003 and
5,559,054 at June 30, 2002,
respectively-                             1,192,912
Paid In Capital                           5,883,874
Retained Earnings(Deficit)               (3,401,677)


Total Shareholders' Equity                3,675,109

Total Liabilities and Shareholders'
Equity                                   32,524,852

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)
                       Consolidated Statement of Operations
                  For the Six Months Ended June 30, 2003 and 2002





                          June 30, 2003        June 30,2002

REVENUES:
Securitization revenues $   45,266,130              -0-
Receivables processing       3,596,930
Processing fees              1,263,613
Payment to Customer        (42,739,517)
Processing fees             (3,285,354)

Gross profit                 2,802,802

EXPENSES

General and
Administrative Expenses         98,200         152,090

Total Expenses                  98,200         152,090

Other Income                                     9,955

Net Income Before
Taxes (Loss)                 2,704,602        (142,135)

Provision for Income tax       431,202

Net Income                   2,273,400        (142,135)

Retained Earnings
Beginning of Year           (5,675,077)     (6,624,149)

Income                       2,704,602        (142,135)

Retained Earnings
June 30                     (3,401,677)     (6,766,284)

Net Income(Loss) per
share of Common
Stock                             0.04           (0.04)

Weighted average
shares of
Common Stock                59,645,616       5,417,325

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)

               Statement of Changes in Shareholders' Equity
             (Restated to reflect Reverse Stock Purchase of
                GSI Securitization Inc. on May 15, 2003)

                         For Six Months Ended June 30, 2003


                       Common            Additional
                       Stock             Paid-in       Retained   Shareholder's
                       Shares    Amount  Capital       Earnings   Equity
                                   ($)     ($)          ($)         ($)

Balance, December 31,
2002                 5,559,054   111,181 5,516,306   (6,836,420)    (1,208,933)

Shares issued
For services            86,562       865                                   865

Shares issued
for purchase
of GSI              54,000,000    25,000   367,568     1,161,343     1,553,911

Income                                                 2,273,400     2,273,400

    Adjustment for
    Purchase and
    1 for 2 share
    split                      1,055,866                             1,055,866

    Balance at
    June 30,2003   59,645,616  1,192,912 5,883,874    (3,401,677)    3,675,109

                   GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)

                        Statement of Cash Flows

           For the Six Months Ended June 30, 2003 and 2002


                                               June 30, 2003   June 30, 2002


Cash Flows from Operating Activities
Net income(Loss)                               $2,273,400      (142,135)

Adjustments to reconcile net income
(Loss) to net cash
   Used in operating activities:
   Changes in assets and liabilities:
    Depreciation Expense                               400        12,989
    Income taxes payable                           431,203
    Accounts payable and accrued expenses          (85,542)       91,255
    Bank Loan
    Loan From Shareholder                           37,429
    Accounts Receivable                         (5,266,130)       (5,781)
    Purchase Agreements                          2,739,517
    Interest payable                                              25,000

Net cash provided (used) by operating
activities                                         130,277


Net Cash provided by Financing Activities

Purchase of Receivables                           (128,824)
Cash Advance from Shareholder                                     13,370

Net increase in cash                                   453       (17,302)

Cash (overdraft) at Beginning                       34,547        75,703

Cash and cash equivalents Ending               $    35,000        58,401


NOTE: On May 19, 2003, the Company acquired all of the outstanding shares of GSI Securitization Inc., by issuing 54,000,000 of its post consolidated common shares in a non-taxable share for share exchange. The agreement was reached in an arms length transaction approved by a majority of the shareholders of both corporations. The Company intends for GSI to continue in its normal course of operations. The transaction was finally consummated on September 9, 2003, with the issuance of the abovementioned shares.

Item 2.    Management's Discussion and Analysis or Plan of Operation

    The following discussion of the financial condition and results of operations of GSI Securitization Ltd. (the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 20-F for the year ended December 31, 2002. This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can," "may," "believe," "designated to," "will," "expect," "plan," "anticipate," "estimate," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those in the section entitled "Risk Factors" and elsewhere in this quarterly report and any risk factors described in our Annual Report on Form 20-F for the year ended December 31, 2002. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligation to update any forward-looking statement or risk factors, unless we are required to do so by law.

The Company

The Company was incorporated in the Grand Cayman Islands, British West Indies, pursuant to the Companies Law (Revised), as Econogreen Environmental Systems Ltd ("Econogreen") on January 4, 1994. On November 21, 1994, Econogreen changed its name to Klinair Environmental Systems Ltd. and then changed its name again to Klinair Environmental Technologies Limited on March 13, 1995.
On May 19, 2003, Klinair changed its name to GSI Securitization Ltd.

Prior to May 19, 2003, the Company was a development stage Corporation.

On May 19, the Company purchased GSI Securitization, Inc.(a New Jersey Corporation, referred to as GSI herein. Details of the purchase are in the section, "Material Events", below)

GSI was founded in 1997 to meet a growing need for receivables financing in healthcare. It purchases receivables from medical providers who receive immediate payment for medical services in an amount determined by the actual net value of the receivables. Then GSI, through its business associates, processes and collects the receivables, freeing the medical providers of these responsibilities, and providing immediate funds to often cash strapped medical providers. The Company's clients range from medium sized medical groups through to hospitals.

Although securitization has grown in prominence as a financing tool for many industries and asset classes, it has only been recently applied to the healthcare industry. GSI's entire focus is the implementation of a bankruptcy-remote healthcare receivables purchasing program, and utilizing the receivables for the issuance of investment rated securities. Based on an analysis of the provider's receivables, GSI pays the provider the net true value of those receivables by paying immediately and not waiting on protracted collection cycles.

The amount paid is based on an analysis of "gross billings" to "net receivables" over a 3-year period. Advance payment is calculated on reimbursement value less all related program costs and reserves. Contract terms are for three years. GSI perfects the funds paid in a purchase by filing blanket UCC's which protects GSI and the lender from foreclosure or bankruptcy because the accounts receivable have been sold instead of pledged. Once the funding is established and functioning, the accounts receivable portfolio is submitted to the rating agency for a credit rating. GSI strives to attain "AA" ratings.

Results of Operations

As the Company is a holding company with one operating subsidiary, GSI Securitization, Inc., the financial statements, presented on a consolidated basis, are essentially those of the subsidiary. Prior to May 19, 2003, the Company was a development stage company with no revenues. Thus, any comparison between the current activity of the Company to the historic comparative statements presented is inappropriate.

Revenues

   For the six months ended June 30, 2003, the Company had revenues of $28,863,060, and a gross profit of $2,803,802. The costs are the costs of processing the receivables, and the ongoing due diligence expenses. In the same period in 2002, the Company has no revenues, as the Company had been a development stage company.

Operating Expenses

   For the six months ended June 30, 2003, the operating expenses of the Company were $98,200, compared with $152,252 during the same period of the prior year. Operating expenses accounted for only 3% of the gross profits in the first six months of 2003.

Net Income(Loss)

   For the six months ended June 30, 2003, the Company had net income of $2,706,602 after taxes, or $0.04 per share, compared with net loss of $142,135, or $.02 per share, for the same period of the last year.

Liquidity and Capital Resources

   At June 30, 2003, the Company had cash balance of $35,000.
Net current assets were $32,524,282 at June 30, 2003. Current liabilities were $28,849,743 at June 30, 2003.

   Based on the Company's current level of operating expenses and sales, management believes that the Company has the cash funds and necessary liquidity to meet the needs of the company over the next 12 months. However, in order to maximize the potential presented by the marketplace and to successfully grow and compete in our market sector, the Company may need to raise additional capital from time to time, most likely in private placement transactions.

Material Events:

On May 16, 2003 a majority of the shareholders of Klinair Environmental Technologies Limited ("Company") in an Extraordinary General Meeting approved the following items:

1. A share consolidation of one new share for two shares and the changing of the par value to $.02
2.   An increase of the new consolidated authorized shares to 100,000,000.
3. Authorizing and issuing 9,000,000 preferred shares to Gil Slaton at $.005 par value with common share voting rights on a one vote per one preferred share basis. The preferred shares will be non-redeemable by the Company and non-convertible; however, they will be 5% interest bearing with the interest convertible to common shares at 110% of the average price for the 30 days prior to the interest payment at the option of the holder.
4. Authorizing the issuance of 54,000,000 new consolidated shares for all of the outstanding shares of GSI Securitization Inc. of Princeton, New Jersey which shall remain a wholly owned subsidiary and election of new directors as appointed by GSI Securitization Inc.
5. Authorizing the name of the Company be changed to GSI Securitization Ltd., a Grand Cayman Island corporation.

(See Matters put before shareholders, below)

The Company now has one class of common shares authorized for 100,000,000 shares at $.02 par and one class of preferred shares authorized for 9,000,000 shares at $.005 par.

The Company changed its name to GSI Securitization Ltd. On May 20, 2003, and its new trading symbol became GSIEF.

All former directors resigned and GSI appointed five new directors and Gunther Slaton as the Chairman and Chief Executive Officer. William Grafham, the Company's former Chairman and Chief Executive Officer, has agreed to be a consultant to the Company. There were no disagreements with the Company by any of the directors that resigned. There are no current or previous members of the Board of Directors or management with any affiliation with any broker-dealer. The new elected directors are as follows:

Gunther Slaton, Chairman and Chief Executive Officer.

Sally Engel, Director and V.P. of Marketing.

Robert D. Couch, Director and Executive V.P

Kenneth B. Cummings, MD, Director.

Robert Nisenson, Esq., Director


The Company's principal executive offices are now located at the headquarters of its wholly owned subsidiary, GSI Securitization Inc., at 502 Carnegie Center, Suite 103, Princeton, New Jersey 08540. The subsidiary also has a Midwest office in Evanston, Illinois.

On September 9, 2003, Gunther Slaton and Sally Engel, both United States citizens received 22,000,000 shares each, as the purchase transaction was completed. As the Company's directors and majority shareholders (over 75% of the outstanding voting stock) are all American citizens, the Company became deemed a domestic corporation for reporting purposes.

The Company acquired all of the outstanding shares of GSI Securitization Inc., GSI, by issuing 54,000,000 of its post consolidated common shares in a non taxable share for share exchange. The agreement was reached in an arms length transaction approved by a majority of the shareholders of both corporations. The Company intends for GSI to continue in its normal course of operations.

The transaction was fully concluded with the issuance of the common shares to the shareholders of GSI on September 9, 2003.

Controls And Procedures

  (a) Within 90 days prior to the date of this report, the Company carried out an evaluation--under the supervision and with the participation of the Corporation's management, including the Company's Chief Executive Officer and Chief Financial Officer--of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

  (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.  Changes in Securities:  N/A.


Item 3.  Defaults Upon Senior Securities:  N/A.


Item 4.  Submission of Matters to a Vote of Security Holders:

         On May 16, 2003 a majority of the shareholders of Klinair Environmental Technologies Limited ("Company") in an Extraordinary General Meeting approved the following items:

1. A share consolidation of one new share for two shares and the changing of the par value to $.02
2.   An increase of the new consolidated authorized shares to 100,000,000.
3. Authorizing and issuing 9,000,000 preferred shares to Gil Slaton at $.005 par value with common share voting rights on a one vote per one preferred share basis. The preferred shares will be non-redeemable by the Company and non-convertible; however, they will be 5% interest bearing with the interest convertible to common shares at 110% of the average price for the 30 days prior to the interest payment at the option of the holder.
4. Authorizing the issuance of 54,000,000 new consolidated shares for all of the outstanding shares of GSI Securitization Inc. of Princeton, New Jersey which shall remain a wholly owned subsidiary and election of new directors as appointed by GSI Securitization Inc.
5. Authorizing the name of the Company be changed to GSI Securitization Ltd., a Grand Cayman Island corporation.



Item 5.  Other Information:  N/A.


Item 6.  Exhibits and Reports on Form 8-K

    1)   Exhibits:

         24.6    Consent of Registrant's Auditors                Page 14

         99.1 Chief Executive Officer and President's Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of
                 The Sarbanes-Oxley Act of 2002                  Page 15

    2)   Reports on Form 8-K for quarter ended June 30, 2003:

   Report on Form 8-K filed on May 20, 2003, respecting the purchase of GSI Securitization, Inc., and the resolutions passed at a Special Meeting of Shareholders held on May 16, 2003.




                                     SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GSI Securitization Ltd.

By: /s/Gunther Slaton
---------------------------------
Gunther Slaton, CEO, CFO, and President

Date:  December 4, 2003

                                CERTIFICATION

I, Gunther Slaton, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of GSI
    Securitization Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Gunther Slaton
------------------------------
Gunther Slaton, CEO, CFO, & President

Date:  December 4, 2003

EXHIBIT 24.6
                   Consent of Registrant's Auditors


December 04, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  GSI Securitization Ltd.
     Report on Form 10-QSB for the Periods ending
     June 30, 2003 and June 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on June 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Joseph Troche/s/
Certified Public Accountants

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of GSI Securitization Ltd.
(the "Corporation") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gunther Slaton, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Gunther Slaton
-----------------------------------------------------
Gunther Slaton, Chief Executive Officer and President

December 4, 2003


A signed original of this written statement required by Section 906 has been provided to Gunther Slaton and will be retained by GSI Securitization Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.