Form 10QSB
period 2003-09-30
GSI SECURITIZATION LTD
filed 2003-12-04
CIK 1046148

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of November 10, 2003: 59,645,616 shares of common stock, $.02 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            GSI SECURITIZATION Ltd.

                                  FORM 10-QSB

                                     INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditor's Review Report                               3

         Consolidated Balance Sheet
         As of September 30, 2003                                          4

         Consolidated Statements of Earnings
         for the quarter ended September 30, 2003 and 2002                 5

         Consolidated Statements of Stockholders' Equity                   6

         Consolidated Statements of Cash Flows for the quarter
         ended September 30, 2003 and 2002                                 7

Item 2.  Management's Discussion and Analysis or Plan of Operation         8
         Results of Operations                                             9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                11
Item 2.  Changes in Securities                                            12
Item 3.  Defaults Upon Senior Securities                                  12
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Information                                                12
Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                12

CERTIFICATION                                                             13

                               JOSEPH TROCHE
                       Certified Public Accountant
                32 Main Street, Hastings on Hudson, NY  10706
                   Tel.- 914-478-1432; Fax- 914-478-1315


                        INDEPENDENT REVIEW REPORT


To the Board of Directors and
Shareholders of GSI Securitization Ltd.
Princeton New Jersey


I have reviewed the accompanying consolidated balance sheets of GSI Securitization, Ltd. as of September 30, 2003 and 2002, the related consolidated statements of operations and retained earnings (deficit) and the consolidated statement of cash flows for the three month then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of GSI Securitization Ltd.


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


/s/Joseph Troche
_______________________
Joseph Troche, CPA

December 4, 2003

Hastings on Hudson, NY

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
             (formerly Klinair Environmental Technologies Limited)
                          Consolidated Balance Sheet


                              As of September 30, 2003





                                        September 30, 2003
                                              ($)
ASSETS

Current Assets
Cash & cash equivalents-                     29,000
Receivables and prepaid
Expenses                                 32,376,693
Office and Equipment                         37,559
Other current assets                         42,000

Total Assets                             32,485,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable                       15,027
Advances from Shareholders-                 150,000
Accrued interest payable-                    55,364
Convertible Debentures-                     250,000
Income Taxes Payable                      1,630,697
Purchase Agreement Financing             24,865,455

Total Current Liabilities                27,966,543
Total Liabilities


Shareholder's Equity

Common Stock - $.02 par value -
100,000,000 shares authorized,
59,645,616 issued and outstanding
at September 30, 2003 and
5,559,054 at September 30, 2002,
respectively-                             1,192,912
Paid In Capital                           5,883,874
Retained Earnings(Deficit)               (2,558,077)


Total Shareholders' Equity                4,518,709

Total Liabilities and Shareholders'
Equity                                   32,485,252

                   GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)
                       Consolidated Statement of Operations
                  For the quarter ended September 30, 2003 and 2002





                     September 30, 2003      September 30, 2002




REVENUES:
Receivables processing       2,700,000
Processing fees             (1,350,000)

Gross profit                 1,350,000

EXPENSES

General and
Administrative Expenses         89,200         76,045

Total Expenses                  89,200         76,045

Other Income                                    4,928

Net Income Before
Taxes (Loss)                 1,260,800        (71,068)

Provision for Income tax       417,200

Net Income                     843,600        (71,068)

Retained Earnings
Beginning of quarter        (3,401,677)    (6,776,284)

Income                         843,600        (71,068)

Retained Earnings
September 30                (2,558,077)    (6,705,276)

Net Income(Loss) per
share of Common
Stock                             0.01          (0.02)

Weighted average
shares of
Common Stock                59,645,616      5,417,325

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)

               Statement of Changes in Shareholders' Equity
              (Restated to reflect Reverse Stock Purchase of
                 GSI Securitization Inc. on May 15, 2003)

                         For Quarter Ended September 30, 2003


                       Common            Additional
                       Stock             Paid-in       Retained   Shareholder's
                       Shares    Amount  Capital       Earnings   Equity
                                   ($)     ($)          ($)         ($)

Balance, December 31,
2002                 5,559,054   111,181 5,516,306   (6,836,420)    (1,208,933)

Shares issued
for services            86,562       865                                   865

Shares issued
for purchase
of GSI              54,000,000    25,000   367,568     1,161,343     1,553,911

     Income                                            2,273,400     2,273,400

    Adjustment for
    Purchase and
    1 for 2 share
    split                      1,055,866                             1,055,866

    Balance at
    June 30,
    2003           59,645,616  1,192,912   5,883,874 (3,401,677)     3,675,109

    Income                                              843,600        843,600

Balance at
September 30,
2003               59,645,616  1,192,912   5,883,874 (2,558,077)     4,518,709

                   GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)


                        Statement of Cash Flows

           For the Quarter Ended September 30, 2003 and 2002


                                                      September 30,
                                                   2003          2002



Cash Flows from Operating Activities
Net income (Loss)                              $843,600       (71,068)

Adjustments to reconcile net income
(Loss) to net cash
   Used in operating activities:
   Changes in assets and liabilities:
    Depreciation Expense                            400          6,495
    Income taxes payable                        417,200
    Accounts payable and accrued expenses                       45,727
    Bank Loan
    Accounts Receivable                         (33,200)        (2,890)
    Purchase Agreements                       2,700,000
    Interest payable                                            12,500

Net cash provided (used) by operating
activities



Net Cash provided by Financing Activities

Purchase of Receivables                      (3,899,000)
Cash Advance from Shareholder                                    6,685

Net increase in cash                             (6,000)        (8,654)

Cash (overdraft) at Beginning                    35,000         58,401

Cash and cash equivalents Ending            $    29,000         49,747

NOTE: On May 19, 2003 The Company acquired all of the outstanding shares of GSI Securitization Inc., by issuing 54,000,000 of its post consolidated common shares in a non-taxable share for share exchange. The agreement was reached in an arms length transaction approved by a majority of the shareholders of both corporations. The Company intends for GSI to continue in its normal course of operations. The transaction was finally consummated on September 9, 2003, with the issuance of the abovementioned shares.

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

The amount paid is based on an analysis of "gross billings" to "net receivables"over a 3-year period. Advance payment is calculated on reimbursement value less all related program costs and reserves. Contract terms are for three years. GSI perfects the funds paid in a purchase by filing blanket UCC's which protects GSI and the lender from foreclosure or bankruptcy because the accounts receivable have been sold instead of pledged. Once the funding is established and functioning, the accounts receivable portfolio is submitted to the rating agency for a credit rating. GSI strives to attain "AA" ratings.

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

Revenues

   For the three months ended September 30, 2003, the Company had revenues of $2,700,000, and a gross profit of $1,350,000. The costs are the costs of processing the receivables, and the ongoing due diligence expenses. In the same period in 2002, the Company has no revenues, as the Company had been a development stage company.

Operating Expenses

   For the three months ended September 30, 2003, the operating expenses of the Company were $89,000, compared with $76,045 during the same period of the prior year. Operating expenses accounted for only 7% of the gross profits in the third quarter of 2003.

Net Income(Loss)

   For the three months ended September 30, 2003, the Company had net income of $843,600 after taxes, or $0.015 per share, compared with net loss of $71,068, or $.02 per share, for the same period of the last year.

Liquidity and Capital Resources

   At September 30, 2003, the Company had cash balance of $29,000. Net current assets on September 30, 2003 were $32,485,252. Current liabilities were $27,966,543 on September 30, 2003.

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


Item 4.  Submission of Matters to a Vote of Security Holders:  None


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

    2)   Reports on Form 8-K for Quarter ended September 30, 2003:  N/A




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


/s/Gunther Slaton
- -----------------------------
Gunther Slaton, CEO, CFO, & President

Date:  December 4, 2003

EXHIBIT 24.6
                        Consent of Registrant's Auditors


December 04, 2003

Securities and Exchange Commission
Washington, D.C. 20549

RE:  GSI Securitization Ltd.
     Report on Form 10-QSB for the Periods ending
     September 30, 2003 and September 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB for the quarter ending on September 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Joseph Troche/s/
Certified Public Accountants

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of GSI SECURTITZATION LTD.
(the "Corporation") on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gunther Slaton, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

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



/s/Gunther Slaton
-----------------------------------------------------
Gunther Slaton, Chief Executive Officer and President


December 4, 2003


A signed original of this written statement required by Section 906 has been provided to GSI SECURITZATION Ltd. and will be retained by GSI
SECURITIZATION Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.