Form 10QSB/A
period 2003-06-30
GSI SECURITIZATION LTD
filed 2004-01-06
CIK 1046148

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB/A

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

 --------------------------------------------------------------------------

                   (Address of principal executive offices)

                             (609) 987-8080
 --------------------------------------------------------------------------
                        (Issuer's telephone number)

                   Klinair Environmental Technologies Limited
                            3rd Floor, Harbour Centre
                               P.O. Box 1348 GT
                        Grand Cayman, Cayman Islands, BWI
 --------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003: 59,645,616 shares of common stock, $.02 par value. This figure includes 54,000,000 common shares authorized, but not yet issued as of June 30, 2003, to the shareholders of GSI Securitization, Inc. for the purchase of all outstanding shares of GSI Securitization, Inc. The shares were issued on September 09, 2003.

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

January 5, 2004

Hastings on Hudson, NY

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
             (formerly Klinair Environmental Technologies Limited)
                          Consolidated Balance Sheet
                              As of June 30, 2003





                                        June 30, 2003
                                            ($)
ASSETS

Current Assets
Cash & cash equivalents-                     35,000
Receivables and prepaid
Expenses                                 32,409,893
Office and Equipment                         37,959
Other current assets                         42,000

Total Assets                             32,524,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable                       15,027
Advances from Shareholders-                 150,000
Accrued interest payable-                    55,364
Convertible Debentures-                     250,000
Income Taxes Payable                      1,213,497
Purchase Agreement Financing             27,165,855

Total Current Liabilities                28,849,743
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

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
            (formerly Klinair Environmental Technologies Limited)
                       Consolidated Statement of Operations
                  For the Six Months Ended June 30, 2003 and 2002





                          June 30, 2003        June 30, 2002

REVENUES:
Securitization revenues $   43,967,130              -0-
Receivables processing       3,596,930
Processing fees              1,263,613
Payment to Customer        (42,739,517)
Processing fees             (3,285,354)

Gross profit                 2,802,802

EXPENSES

General and
Administrative Expenses         98,200         152,090

Total Expenses                  98,200         152,090

Other Income                                     9,955

Net Income Before
Taxes (Loss)                 2,704,602        (142,135)

Provision for Income tax       431,202

Net Income                   2,273,400        (142,135)

Retained Earnings
Beginning of Year           (5,675,077)     (6,624,149)

Income                       2,273,400        (142,135)

Retained Earnings
June 30                     (3,401,677)     (6,766,284)

Net Income(Loss) per
share of Common
Stock                             0.04           (0.04)

Weighted average
shares of
Common Stock                59,645,616       5,417,325

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


GSI Securitization Ltd.

By: /s/Gunther Slaton
- ---------------------------------
Gunther Slaton, CEO, CFO, and President

Date:  January 5, 2004

                                CERTIFICATION

I, Gunther Slaton, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB/A of GSI
    Securitization Ltd.;

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


/s/Gunther Slaton
------------------------------
Gunther Slaton, CEO, CFO, & President

Date:  January 5, 2004

EXHIBIT 24.6
                   Consent of Registrant's Auditors


January 5, 2004

Securities and Exchange Commission
Washington, D.C. 20549

RE:  GSI Securitization Ltd.
     Report on Form 10-QSB for the Periods ending
     June 30, 2003 and June 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB/A for the quarter ending on June 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Joseph Troche/s/
Certified Public Accountants

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of GSI Securitization Ltd.
(the "Corporation") on Form 10-QSB/A for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gunther Slaton, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/Gunther Slaton
- -----------------------------------------------------
Gunther Slaton, Chief Executive Officer and President

January 5, 2004


A signed original of this written statement required by Section 906 has been provided to Gunther Slaton and will be retained by GSI Securitization Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.