Form 10QSB/A
period 2003-09-30
GSI SECURITIZATION LTD
filed 2004-01-06
CIK 1046148

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


/s/Joseph Troche
_______________________
Joseph Troche, CPA

January 5, 2004

Hastings on Hudson, NY

                    GSI SECURITIZATION LTD. AND SUBSIDIARIES
             (formerly Klinair Environmental Technologies Limited)
                          Consolidated Balance Sheet


                              As of September 30, 2003





                                        September 30, 2003
                                              ($)
ASSETS

Current Assets
Cash & cash equivalents-                     29,000
Receivables and prepaid
Expenses                                 32,376,693
Office and Equipment                         37,559
Other current assets                         42,000

Total Assets                             32,485,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable                       15,027
Advances from Shareholders-                 150,000
Accrued interest payable-                    55,364
Convertible Debentures-                     250,000
Income Taxes Payable                      1,630,697
Purchase Agreement Financing             25,865,455

Total Current Liabilities                27,966,543
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

Adjustments to reconcile net income
(Loss) to net cash
   Used in operating activities:
   Changes in assets and liabilities:
    Depreciation Expense                            400          6,495
    Income taxes payable                        417,200
    Accounts payable and accrued expenses                       45,727
    Bank Loan
    Accounts Receivable                         (33,200)        (2,890)
    Purchase Agreements                       2,700,000
    Interest payable                                            12,500

Net cash provided (used) by operating
activities



Net Cash provided by Financing Activities

Purchase of Receivables                      (3,934,000)
Cash Advance from Shareholder                                    6,685

Net increase in cash                             (6,000)        (8,654)

Cash (overdraft) at Beginning                    35,000         58,401

Cash and cash equivalents Ending            $    29,000         49,747

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


GSI Securitization Ltd.

By:/s/Gunther Slaton
- ---------------------------------
Gunther Slaton, CEO, CFO, and President

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


/s/Gunther Slaton
-----------------------------
Gunther Slaton, CEO, CFO, & President

Date:  January 5, 2004

EXHIBIT 24.6
                        Consent of Registrant's Auditors


January 5, 2004

Securities and Exchange Commission
Washington, D.C. 20549

RE:  GSI Securitization Ltd.
     Report on Form 10-QSB/A for the Periods ending
     September 30, 2003 and September 30, 2002.


Gentlemen:

     We consent to the Accountant's Review Reports and Statements being filed with the Quarterly Report on Form 10-QSB/A for the quarter ending on September 30, 2003 and with any amendment thereto. This accounting firm hereby consents to the filing of this consent as an exhibit to the Quarterly Report abovementioned.





/s/Joseph Troche/s/
Certified Public Accountants

Exhibit 99.1




                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of GSI SECURTITZATION LTD.
(the "Corporation") on Form 10-QSB/A for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gunther Slaton, Chief Executive Officer and President of the Corporation, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

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